Form 10QSB
period 2000-03-31
INTECHNOLOGIES INC
filed 2000-08-04
CIK 1099804

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                 [ ] Transition  report under  section 13 or 15(d) of
                              the Exchange Act.

                         COMMISSION FILE NUMBER 0-28437

                              INTECHNOLOGIES, INC.
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    DELAWARE                             95-4702570
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

             321 NORTH MALL DRIVE, SUITE K-102, ST. GEORGE, UT 84790
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (435) 656-3677
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of May 8, 2000, there were 17,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                              INTECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

               BALANCE SHEET AS OF MARCH 31, 2000 (UNAUDITED)              2

               STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH
               31, 2000 AND FOR THE PERIOD FROM SEPTEMBER 24, 1999
               (INCEPTION) TO MARCH 31, 2000 (UNAUDITED)                   3

               STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 24, 1999 (INCEPTION) TO MARCH 31,
               2000 (UNAUDITED)                                            4

               STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH
               31, 2000 AND FOR PERIOD FROM SEPTEMBER 24, 1999
               (INCEPTION) TO MARCH 31, 2000 (UNAUDITED)                   5

               NOTES TO FINANCIAL STATEMENTS                               6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           7

         PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports filed on Form 8-K             11

                        Signatures                                        13

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (and notes)


                                     INTECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET
                                        MARCH 31, 2000
                                         (UNAUDITED)


                            ASSETS

CURRENT ASSETS
  Cash                                                       $            15
                                                              ----------------

TOTAL ASSETS                                                 $            15
------------                                                  ================

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Consulting fees payable                                    $        133,333
  Loan payable - stockholder                                            7,245
                                                              -----------------
    Total Liabilities                                                 140,578
                                                              -----------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 8,000,000 shares
   authorized, none  issued and outstanding                               -
  Common stock, $0.001 par value, 100,000,000 shares
   authorized,  17,000,000 issued and outstanding                      17,000
  Common stock subscribed (8,000,000 shares)                            8,000
  Additional paid-in capital                                       64,967,818
  Accumulated deficit during development stage                       (133,333)
                                                              -----------------
                                                                   64,859,485
  Less subscriptions receivable                                   (65,000,048)
                                                              -----------------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (140,563)
                                                              -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $             15
----------------------------------------------                =================




                        See accompanying notes to financial statements

                              INTECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Cumulative from
                                                                September 24,
                                            Three Months            1999
                                                ended          (Inception) To
                                            March 31, 2000     March 31, 2000
                                            --------------     ---------------

REVENUES                                   $         -        $         -
                                            --------------     ---------------

EXPENSES
  Consulting fees                                 133,333            133,333
                                            --------------     ---------------

NET LOSS                                   $     (133,333)    $     (133,333)
--------                                    =============      ===============


  Net loss per share -
   basic and diluted                       $        (0.01)    $        (0.01)
                                            ==============     ===============

  Weighted average number of shares
    outstanding during the period -
    basic and diluted                          22,236,111         12,506,579
                                            ==============     ===============

                 See accompanying notes to financial statements


                                     INTECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             FOR THE PERIOD FROM SEPTEMBER 24, 1999 (INCEPTION) TO MARCH 31, 2000
                                         (UNAUDITED)




                                                                                              Deficit
                                                                                            Accumulated
                                                       Common Stock         Additional         During
                               Common Stock             Subscribed           Paid-In        Development    Subscriptions
                            Shares      Amount      Shares       Amount      Capital           Stage         Receivable     Total
                          ----------   -------     ---------    --------   ------------     ------------   --------------  ---------
Common stock issued
  for cash to founders    15,750,000   $15,750          -       $   -      $   (15,687)     $       -      $(        48)   $     15
Common stock issued as
  subscriptions                 -         -        8,000,000      8,000     64,992,000              -       (65,000,000)        -


Recapitalization           1,250,000     1,250          -          -            (8,495)             -              -       (  7,245)

Net loss for the three
 months ended,
 March 31, 2000                  -         -            -          -              -           (133,333)            -       (133,333)
                           ---------   -------     ---------    --------   ------------     ------------   --------------  ---------

BALANCE, MARCH 31,
------------------
  2000                    17,000,000   $ 17,000    8,000,000      8,000    $64,967,818      $ (133,333)    $(65,000,048)   $140,563)
  ----                    ==========   ========    =========    ========   ============     ===========    ==============  =========

                        See accompanying notes to financial statements

                                     INTECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                               Cumulative from
                                                                September 24,
                                            Three Months            1999
                                                ended          (Inception) To
                                            March 31, 2000     March 31, 2000
                                            --------------     ---------------

Cash flows from operating activities
  Net loss                                 $     (133,333)    $     (133,333)
  Increase in consulting fee payable              133,333            133,333
                                            --------------     ---------------

    Net cash provided by (used in)
      operating activities                             -                  -
                                            --------------     ---------------

Cash flows from financing activities
  Proceeds from issuance of common
  stock                                                15                 15
                                            --------------     ---------------

    Net cash provided by financing
    activities                                         15                 15
                                            --------------     ---------------

Net increase in cash                                   15                 15

Cash and cash equivalents - Beginning
  of period                                            -                  -
                                            --------------     ---------------

Cash and cash equivalents - end of
  period                                   $           15     $           15
  ------                                    ==============     ===============




                        See accompanying notes to financial statements

                                     INTECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                                     AS OF MARCH 31, 2000


NOTE 1  BASIS OF PRESENTATION

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

               It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

               For further information, refer to the financial statements and footnotes included in the Company's Form 8-K/A for the one month ended January 31, 2000.

NOTE 2  GOING CONCERN

               As reflected in the accompanying financial statements, the Company had a net loss of $133,333, and has a working capital deficiency and stockholders' deficiency of $140,563 and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

               The Company intends to become quoted in the OTCBB and has begun negotiations with target acquisitions. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes appearing in this report.

Merger
------
On January 25, 2000, Jetco, Inc. ("Jetco" or the "Registrant"), a development stage Delaware Corporation, entered into a Merger Agreement (the "Merger
Agreement") with AmeriStar Corp. ("AmStar"), a recently formed Nevada corporation. Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein (including approval of the transactions by the stockholders), AmStar was merged with and into Jetco (the "Merger"). The Merger was effective as of January 25, 2000. The separate existence of AmStar ceased. Jetco is the surviving corporation, the name of which was changed to "InTechnologies, Inc." See Part II - "Exhibits and Reports on Form 8-K."

Plan of Operation, Liquidity and Capital Resources
--------------------------------------------------
Registrant  intends  to make  investments  in early  stage  companies  that have developed computer, communication and Internet technologies that can be distributed through businesses in which Registrant holds an interest or can benefit from the expertise of Registrant's management or the management of one of such acquired businesses. Senior executives of Registrant have identified a number of companies which have developed cutting edge technologies in the fields of computer, internet and telephone technologies; although discussions now underway with such companies are in preliminary stages. The identity of these target businesses has been approved by the investor.

Up to $65 million of the financing for Registrant's intended acquisitions, investments and working capital may be obtained from a Florida resident. The entire amount of the loan is dependent upon the happening of certain conditions. The loan agreement requires the advance to Registrant of $3.5 million upon either (a) Registrant's common stock closing at a price of at least $5.00 per share on at least 20 days out of 30 days with an average trading volume of at least 15,000 shares per day, or (b) when Registrant has agreements with at least three companies approved by the investor with the only remaining condition to closing with such companies being the actual advance to Registrant of $3.5 million.

Subsequent to this first advance, the loan agreement provides for three closings in the amount of $10,500,000 each and, then, three closings each in the amount of $10,000,000 scheduled in sequence. Each closing is subject to the daily closing market price of Registrant's common stock being at least $5.00 per share and trading at an average volume of at least 15,000 shares per day for at least 20 out of the preceding 30 days. The individual loans funded in this manner bear interest at the rate of 6% per annum (18% per annum after maturity) and each is for a term of one year.

Simultaneously with the execution of the loan agreement, the investor subscribed to shares of Registrant's common stock. Under the subscription agreement, the investor is required to purchase 5,000,000 shares at a price of $7.00 per share and 3,000,000 shares at a price of $10.00 per share, for an aggregate investment of $65 million. As each loan is closed (after the first loan), the investor is obligated to deliver to Registrant the note received by the investor at the preceding loan closing. Therefore, in order to obtain cancellation of the loans made to Registrant and receive the Registrant's shares to which the investor subscribed, Registrant's common stock must continue to trade at a price of $5.00 per share with an average trading volume of at least 15,000 shares for at least 20 out of 30 days between each loan closing. In the event the closing price of Registrant's common stock does not reach $5.00 for the required period of time prior to the maturity of an outstanding loan (approximately one year), Registrant would be required to pay such outstanding loan. In such case, it is not likely that Registrant will have sufficient funds with which to meet the obligation, resulting in Registrant being forced to sell assets at below market prices or allow the loan obligation to go into default.

The Company is actively pursuing establishing a market for its common equity and has made application to NASD for a trading symbol.

Subsequent to this quarter, Registrant has executed agreements with a Florida investor to fund its investment in a certain technology company. The details of this transaction will be disclosed in a forthcoming 8-K Current Report.

The Company remains in the development stage and for the period September 24, 1999 (inception) to March 31, 2000 has accumulated a net loss of ($133,333) and has a working capital deficiency of $140,563. The net loss consisted of consulting fees incurred in the quarter ended March 31, 2000. These fees were incurred in connection with the Merger, discussed above and are payable to PageOne Business Productions, LLC, a stockholder of the Company.

RISK FACTORS RELATED TO THE MARKET FOR REGISTRANT'S SECURITIES

NO CURRENT TRADING MARKET FOR THE COMPANY'S SECURITIES. There is currently no established public trading market for the securities of the Company. The Company intends to apply for admission to quotation of its securities on the NASD OTC Bulletin Board and, if and when qualified, it intends to apply for admission to quotation on the NASDAQ SmallCap Market. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market price of the Company's securities. The market price for the securities of public companies often experience wide fluctuations which are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

PENNY STOCK REGULATION. Upon commencement of trading in the Company's stock, if such occurs (of which there can be no assurance) the Company's common stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statement must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

PRESENT FUNDING ARRANGEMENTS

     As earlier described (see discussion on pages 7-8, the Registrant entered into an agreement with a Florida investor for the loan of a maximum of $65 million. The initial advance ($3.5 million) is for one year and depends on either the existence of a stable market for the Registrant's shares (trading for 15 days during any 20 trading days for $5.00 per share at volumes of at least 15,000 shares) or the completion of negotiations and entrance into definitive contracts for the acquisition of or investment in three companies having information technology businesses, upon terms acceptable to the investor. Further advances are to be made if Registrant's shares maintain a market price and duration described above. At the maturity of each advance, the loan is to be converted into shares of Registrant's stock (at a predetermined price per share), each subsequent loan advance is made when, but only if, the market price for such shares is in excess of $5.00 per share, which market has been maintained for the periods and in the trading depth described above. As a result, Registrant is now entirely dependent upon not only the development of a market for its shares, but a trading market of the foregoing character and extent. It is possible, for example, for Registrant to have received initial and some subsequent fundings, all of which were used to acquire target companies or interests therein. Those shares or interests would be illiquid. If one or more of the target companies does poorly, the market price of Registrant's stock might become adversely impacted. Since each advance is due in one year, unless the market price of Registrant's stock is at or above $5.00 per share for a period of time and in an average trading volume as described above, the debt represented by the last loan made by the investor will not be exchanged for common stock thereunder, and the Registrant may be in default of its obligation. Under those circumstances, unless the Registrant obtained further financing or sold its interests in one or more of its investments or holdings, the holder of the debt could foreclose, with the result that the other stockholders may suffer a loss of all of their investment.

MARKET PRICE MAY BE ADVERSELY AFFECTED BY EXISTING CONTRACT ARRANGEMENTS.

     The former holders of Registrant's stock will have the right to sell their shares during the first year subsequent to the merger date. In addition, the subscription agreement pursuant to which the Florida investor is required to exchange Registrant's shares for matured debt borrowed from the investor provides for the registration of such shares upon the happening of certain events, including the investor's demand. Even if a substantial trading market for Registrant's common stock develops, the mere existence of these shares as potential additions to the supply of shares at any time may adversely affect both the market price of the shares or the ability to attract a sufficient number of investors to maintain the market price and trading range and volume necessary to require the conversion of the investor's debt into Registrant's common stock.

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

Exhibit No.     Description
----------      -----------

 2.1      Agreement  of  Merger  by  and  between  Jetco,   Inc.  and  AmeriStar
          Corporation dated January 25, 2000 (incorporated herein by reference to Registrant's Current Report dated January 25, 2000).

10.1 Consulting Agreement between PageOne Business Productions LLC and Registrant dated January 25, 2000 (incorporated herein by reference to Registrant's Current Report dated January 25, 2000).

10.2      Loan  Agreement  dated  January  12,  2000  (incorporated   herein  by
          reference to Registrant's Current Report dated January 25, 2000).

10.3 Subscription Agreement dated January 12, 2000 (incorporated herein by reference to Registrant's Current Report dated January 25, 2000).

27        Financial Data Schedule


       (b)      Reports on Form 8-K

     A Current Report on Form 8-K was filed on February 9, 2000 to report Change of Control of Registrant and the Acquisition of Assets. The description of these events is qualified in its entirety by the description and exhibits contained in the 8-K report and as amended on May 24, 2000 (Amendment No. 1) and August 4, 2000 (Amendment No. 2).

        On January 25, 2000, Jetco, Inc. ("Jetco" or the "Registrant"), a Delaware Corporation, entered into a Merger Agreement (the "Merger Agreement") with AmeriStar Corp. ("AmStar"), a Nevada corporation. Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein (including approval of the transactions by the stockholders), AmStar was merged with and into Jetco (the "Merger"). The Merger was effective as of January 25, 2000. The separate existence of AmStar ceased. Jetco is the surviving corporation, the name of which was changed to "InTechnologies, Inc." See Part II - "Exhibits and Reports on Form 8-K."

As of January 25, 2000, 25,000,000 shares of Registrant's common stock were issued and outstanding, which includes 8,000,000 issued for subscriptions receivable. 23,750,000 common shares are held by the shareholders of AmStar and 1,250,000 common shares are held by the existing shareholders of Jetco.

The Merger Agreement was adopted by the unanimous consent of the Board of Directors and shareholders of Registrant on January 25, 2000. The Merger Agreement was adopted by the unanimous consent of the Board of Directors and shareholders of AmStar on January 25, 2000.

The sole consideration transferred by the AmStar Shareholders for shares of Registrant's common stock was the exchange of their respective AmStar shares.

On the effective date of the Merger, the officers and director of Jetco, Inc. resigned and new officers and directors of Registrant were elected.

Registrant acquired executed agreements between AmStar and an investor to borrow up to $65 million to fund its business activities. All or portions of this debt are required to be converted into shares of the Registrant, provided certain terms and conditions are met, the principal one of which relates to the market price of Registrant's stock on the maturity date of each debt advance.

A copy of the Loan Agreement and Subscription Agreement are filed as exhibits to the Form 8-K and are incorporated herein in their entirety. The description of each exhibit contained herein is modified by such reference.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTECHNOLOGIES, INC.

                                   Registrant


 August 3, 2000               By:  /s/ William Noe
 --------------                    --------------------------------
                                   William Noe
                                   President

                              INTECHNOLOGIES, INC
                            10-QSB QUARTERLY REPORT

                                  EXHIBIT INDEX

The following exhibits are filed herewith.

Exhibit No.                Description
----------                 -----------

27      Financial Data Schedule