Form 10QSB
period 2000-06-30
INTECHNOLOGIES INC
filed 2000-10-11
CIK 1099804

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of August 15, 2000, there were 17,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                              INTECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements


               BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED)           2

               STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
               SIX MONTHS ENDED JUNE 30, 2000 AND FOR THE PERIOD
               FROM SEPTEMBER 24, 1999 (INCEPTION) TO JUNE
               30, 2000 (UNAUDITED)                                     3

               STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
               JUNE 30, 2000 AND FOR PERIOD FROM SEPTEMBER 24, 1999
               (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)                 4

               NOTES TO FINANCIAL STATEMENTS                            5


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        7

         PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports filed on Form 8-K          10

                        Signatures                                     11

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (and notes)


                              INTECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                      $         15
                                                            --------------

TOTAL ASSETS                                                $         15
------------                                                ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $      6,820
  Due to affiliated company                                       19,973
  Consulting fees payable                                        213,333
  Loan payable - stockholder                                       7,245
                                                            --------------
    Total Liabilities                                            247,371
                                                            --------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 8,000,000 shares
    authorized, none issued and outstanding                         -
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 17,000,000 issued and outstanding                 17,000
  Common stock subscribed (8,000,000 shares)                       8,000
  Additional paid-in capital                                  64,967,818
  Accumulated deficit during development stage                  (240,126)
                                                            --------------
                                                              64,752,692
  Less subscriptions receivable                              (65,000,048)
                                                            --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                  (247,356)
                                                            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $         15
----------------------------------------------              ==============

                 See accompanying notes to financial statements


                                     INTECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                               Cumulative from
                                                                                September 24,
                                                Three Months     Six Months          1999
                                                    Ended           Ended,     (Inception) To
                                               June 30, 2000    June 30, 2000   June 30, 2000
                                               -------------     ------------   --------------
REVENUES                                      $       -         $      -       $        -
                                               -------------     ------------   --------------

EXPENSES
  Consulting fees                                   80,000          213,333          213,333
  Legal and professional fees                       22,320           22,320           22,320
  General and administrative                         4,473            4,473            4,473
                                               -------------     ------------   --------------
     TOTAL EXPENSES                                106,973          240,126          240,126
                                               -------------     ------------   --------------

NET LOSS                                      $   (106,973)     $  (240,126)   $    (240,126)
--------                                       =============     ============   ==============

  Net loss per share - basic and diluted      $       -         $     (0.01)   $       (0.01)
                                               =============     ============   ==============

  Weighted average number of shares
    outstanding during the period - basic
    and diluted                                 25,000,000       23,625,691       16,522,321
                                               =============     ============   ==============




                 See accompanying notes to financial statements

                                     INTECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                               Cumulative from
                                              Six Months      September 24, 1999
                                             Ended June 30,     (Inception) to
                                                 2000            June 30, 2000
                                             --------------   ------------------
Cash flows from operating activities
  Net loss                                   $   (240,126)      $      (240,126)
Adjustments to reconcile net loss to net cash used in operating activities:

  Expenses paid by affiliate                       19,973                19,973
  (Increase) decrease to:
  Accounts payable and accrued expenses             6,820                 6,820
  Consulting fees payable                         213,333               213,333
                                             ------------     -----------------

   Net cash provided by (used in)
    operating activities                               -                     -
                                             ------------     -----------------

Cash flows from financing activities
  Proceeds from issuance of common stock               15                    15
                                             ------------     -----------------

   Net cash provided by financing
    activities                                         15                    15
                                             ------------     -----------------

Net increase in cash                                   15                    15

Cash and cash equivalents -
   Beginning of period                               -                      -
                                             ------------     ------------------

Cash and cash equivalents -
----------------------------
   end of period                            $          15     $              15
   -------------                            =============     =================




                 See accompanying notes to financial statements

                                     INTECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                                     AS OF JUNE 30, 2000

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

          For further information, refer to the financial statements and footnotes included in the Company's Form 10Q SB for the quarter ended March 31, 2000.

NOTE 2    GOING CONCERN

          As reflected in the accompanying financial statements, the Company had a net loss of $240,126 for the six months ended June 30, 2000 and has a working capital deficiency and stockholders' deficiency of $247,356 and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to become quoted in the OTCBB and has begun negotiations with target acquisitions. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 3    CONTINGENT LEGAL FEES

          A legal firm has been retained to represent the Company in its proposed purchase of common shares of a technology company with an approximate purchase price of $24,000,000. The attorneys' fee for representing the Company in this transaction is $65,000 of which a retainer fee of $15,000 was paid in May 2000 and charged to operations as of June 30, 2000 for services performed. If for any reason prior to purchase of any of the shares pursuant to a signed purchase contract the Company cancels this transaction, the attorneys' fee will be limited to the amount of the initial retainer.

                                     INTECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                                     AS OF JUNE 30, 2000

NOTE 4    AGREEMENTS

On April 11, 2000 the Company executed agreements with a private investor (the "Investor") to fund the acquisition by the Company of 3,000,000 shares of common stock of a publicly held company through a loan of up to $30,000,000. Simultaneously, the Investor executed an agreement to purchase up to 3,000,000 shares of the Company's common stock at $10.00 per share. The loan agreement stipulates that 80% of the loan proceeds are to be applied by the Company to the purchase of stock. The Investor has the option of delivering the Company's promissory note in payment of the subscription.

On May 26, 2000 the Company entered into agreements to acquire up to 3,000,000 common shares and 3,000,000 common stock warrants (together the "unit") of the publicly held company for $8.00 per unit subject to certain stipulated terms and conditions. The Company may terminate this stock purchase agreement at any time.

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

In this quarter, Registrant has executed agreements with a Florida investor to fund its investment in a certain technology company. The details of this transaction will be disclosed in a forthcoming 8-K Current Report upon funding.

The Company remains in the development stage and for the period September 24, 1999 (inception) to June 30, 2000 has accumulated a net loss of ($240,126) and has a working capital deficiency of $247,356. The net loss consisted primarily of consulting fees incurred in the six month period ended June 30, 2000 of $213,333 and $22,320 in legal and professional fees. Consulting fees were incurred in connection with the Merger, discussed above and are payable to PageOne Business Productions, LLC, a stockholder of the Company. Legal and professional fees were incurred in connection with acquisition activities.

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

27        Financial Data Schedule


       (b)      Reports on Form 8-K

          None

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTECHNOLOGIES, INC.

                                   Registrant


 October 10, 2000               By:  /s/ William Noe
 ---------------                   --------------------------------
                                   William Noe
                                   President

                              INTECHNOLOGIES, INC
                            10-QSB QUARTERLY REPORT

                                  EXHIBIT INDEX

The following exhibits are filed herewith.

Exhibit No.                Description
----------                 -----------

27      Financial Data Schedule