Form 10QSB
period 2000-09-30
INTECHNOLOGIES INC
filed 2000-11-14
CIK 1099804

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     As of September 30, 2000, there were 17,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                              INTECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                              PAGE NUMBER

           Item 1. Financial Statements


               BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED)          2

               STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND FOR THE PERIOD
               FROM SEPTEMBER 24, 1999 (INCEPTION) TO SEPTEMBER
               30, 2000 (UNAUDITED)                                        3

               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
               SEPTEMBER 30, 2000 AND FOR PERIOD FROM SEPTEMBER 24,
               1999 (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)          4

               NOTES TO FINANCIAL STATEMENTS                               5


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           7

         PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports filed on Form 8-K             10

                        Signatures                                        11

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (and notes)

                              INTECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
   Other receivable                                           $         15
                                                              -------------
TOTAL ASSETS                                                  $         15
------------                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $      9,007
   Due to affiliated company                                        23,073
   Consulting fees payable                                         240,000
   Loan payable - stockholder                                        7,245
                                                              -------------
     Total Liabilities                                             279,325
                                                              -------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, 8,000,000 shares
    authorized, none issued and  outstanding                             -
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 17,000,000 issued and
     outstanding                                                    17,000
   Common stock subscribed (8,000,000 shares)                        8,000
   Additional paid-in capital                                   64,967,818
   Accumulated deficit during development stage                   (272,080)
                                                              -------------
                                                                64,720,738
   Less subscriptions receivable                               (65,000,048)
                                                              -------------
TOTAL STOCKHOLDERS' DEFICIENCY                                    (279,310)
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $         15
----------------------------------------------                =============






See accompanying notes to financial statements.

                                        INTECHNOLOGIES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                         Cumulative
                                                                                           from
                                                                                         September
                                               Three Months        Nine Months           24, 1999
                                                   Ended              Ended            (Inception) To
                                               September 30,       September 30,        September 30,
                                                    2000               2000                  2000
                                               ------------        ------------         -------------
REVENUES                                       $          -        $          -         $           -
                                               ------------        ------------         -------------
EXPENSES
   Consulting fees                                   26,667             240,000               240,000
   Legal and professional fees                        4,688              27,007                27,007
   General and administrative                           600               5,073                 5,073
                                               ------------        ------------         -------------
      TOTAL EXPENSES                                 31,955             272,080               272,080
                                               ------------        ------------         -------------

NET LOSS                                       $    (31,955)       $   (272,080)       $     (272,080)
--------                                       ============        ============        ==============

   Net loss per share - basic and diluted      $          -        $      (0.01)       $        (0.02)
                                               ============        ============        ==============
   Weighted average number of shares
    outstanding during the period -
    basic and diluted                            25,000,000          24,084,249            18,672,715
                                               ============        ============        ==============












See accompanying notes to financial statements.


                                        INTECHNOLOGIES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                              Nine Months          Cumulative from
                                                                 Ended           September 24, 1999
                                                             September 30,         (Inception) to
                                                                 2000            September 30, 2000
                                                             -------------       ------------------
Cash flows from operating activities
   Net loss                                                  $   (272,080)       $        (272,080)
Adjustments to reconcile net loss to net cash
 used in operating  activities:

   Expenses paid by affiliate                                      20,573                   20,573
   (Increase) decrease to:
   Accounts payable and accrued expenses                           11,507                   11,507
   Consulting fees payable                                        240,000                  240,000
                                                             -------------       ------------------
    Net cash provided by (used in) operating activities                 -                        -
                                                             -------------       ------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                              15                       15
                                                             -------------       ------------------
    Net cash provided by financing activities                          15                       15
                                                             -------------       ------------------

Net increase in cash                                                   15                       15

Cash and cash equivalents - Beginning of period                        -                         -
                                                             -------------       ------------------
Cash and cash equivalents - End of period                    $         15        $              15
                                                             =============       =================











See accompanying notes to financial statements.

                              INTECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

          For further information, refer to the financial statements and footnotes included in the Company's Form 10-QSB for the quarter ended June 30, 2000.

NOTE 2    GOING CONCERN

          As reflected in the accompanying financial statements, the Company had a net loss of $272,080 for the nine months ended September 30, 2000 and has a working capital deficiency and stockholders' deficiency of $279,310 and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to become quoted in the OTCBB and has begun negotiations with target acquisitions. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 3    CONTINGENT LEGAL FEES

          A legal firm has been retained to represent the Company in its proposed purchase of common shares of a technology company with an approximate purchase price of $24,000,000 (see Note 4). The attorney's fee for representing the Company in this transaction is $65,000 of which a retainer fee of $15,000 was paid in May 2000 and charged to operations as of September 30, 2000 for services performed. If for any reason prior to purchase of any of the shares pursuant to a signed purchase contract the Company cancels this transaction, the attorneys' fee will be limited to the amount of the initial retainer.

                              INTECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)
NOTE 4    AGREEMENTS

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

The Company is actively pursuing establishing a market for its common equity.

In this quarter, Registrant has executed agreements with a Florida investor to fund its investment in a certain technology company. The details of this transaction will be disclosed in a forthcoming 8-K Current Report upon funding.

The Company remains in the development stage and for the period September 24, 1999 (inception) to September 30, 2000 has accumulated a net loss of ($272,080) and has a working capital deficiency of $279,310. The net loss consisted primarily of consulting fees incurred in the nine month period ended September 30, 2000 of $240,000 and $27,007 in legal and professional fees. Consulting fees were incurred in connection with the Merger, discussed above and are payable to PageOne Business Productions, LLC, a stockholder of the Company. Legal and professional fees were incurred in connection with acquisition activities.

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

                                     INTECHNOLOGIES, INC.

                                     Registrant


 November 10, 2000              By:  /s/ William Noe
 -----------------                   --------------------------------
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